Form 10KSB
period 2001-03-31
REFERRAL HOLDINGS CORP
filed 2001-07-27
CIK 1131338

SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          Annual Report Pursuant to the Securities Exchange Act of 1934

                    For the fiscal year ended: March 31, 2001

                         Commission file number: 0-32215


                          REFERRAL HOLDINGS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   NEVADA                           74-2976026
          ------------------------              -------------------
          (State of incorporation)               (I.R.S. Employer
                                                Identification No.)


                       12885 N. Research Blvd., Suite 202
                               Austin, Texas 78750
    -------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                  Registrant's telephone number: (512) 331-8600
                  Registrant's facsimile number: (512) 219-0755


                    Securities registered pursuant to Section
                               12(b) of the Act:

                            Title of each class: None

                 Name of each exchange on which registered: N/A

                    Securities registered pursuant to Section
                               12(g) of the Act:

                              Title of each class:

          Common Stock $.001 Par Value, Common Stock Purchase Warrants,
                              and Preferred Stock

[X] ___ Yes      [ ] ___ No        Indicate by check mark whether the registrant
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.



[X] Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


State issuer's revenues for its most recent fiscal year. $82,295


Transitional Small Business Disclosure Format:

            [  ] Yes                [X]  No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2000:


Number of outstanding shares of the registrant's $.001 par value common stock, as of March 31, 2001:

           4,150,000

                                     PART I


Item 1.  DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY

The Company was formed on April 26, 2000 and is the parent of Referral Finance Corporation, formerly known as Referral Finance.com Corporation ("RFC" or the "Subsidiary"). The name of the Subsidiary was changed on December 22, 2000 because of Management's belief that names containing ".com" have a negative stigma with the public. Currently, all of Referral Holdings Corporation's activities consist of the activities of its sole subsidiary, RFC. Unless otherwise specifically indicated herein, references herein to "the Company" include both the parent and the Subsidiary. The Company through RFC is a licensed mortgage lender active in brokering, acquiring, holding and ultimately selling first liens secured by residential real estate (hereinafter, "Mortgages"). Mortgages are acquired individually at a discount from their ultimate secondary market pooled values. The Company operates both on a wholesale basis through a network of approved correspondent brokers that bring loans to the Company for consideration and on a retail basis using retail loan branches staffed by employees of the Company. Using debt secured by the Mortgages in order to pool these loans, the Mortgages are sold directly to various private and institutional investors at a price greater than the Company's acquisition cost. Primarily, the Company receives income from sources in connection with its sub-prime mortgage lending activities. The Company charges certain non-refundable mortgage application fees to potential borrowers and upon closing a loan, receives additional fees payable by the borrower or investor which fees are based upon a percentage of the loan and/or the interest rates charged. The Company is not dependent on one major or a limited number of customers.

RFC is a Wyoming corporation, which has been in the mortgage business since its incorporation on February 17, 2000. Prior to acquiring RFC, the Company was a wholly-owned subsidiary of Innovation International, Inc. ("Innovation International"), a Delaware corporation. The Company entered into a Reorganization Plan and Agreement dated September 15, 2000 with the shareholders of RFC, pursuant to which RFC became a wholly-owned subsidiary of the Company and the RFC shareholders became Company shareholders. The Reorganization Plan obligates the Company to distribute 1,600,000 shares of the Company's Common Stock and 1,600,000 Common Stock purchase warrants to the shareholders of Innovation International in the ratio of one Company share and one warrant for each 25 shares of Innovation International, thereby spinning off the Company from Innovation International (the "spin-off"). Innovation International shareholders have received notice of the proposed distributions, but the shares and warrants have not been issued until this registration statement has been declared effective.

The Company believes it qualifies for the exemptions of Legal Staff Bulletin No. 4 as it meets the following tests:

1. No consideration was paid or will be paid by the recipients of the spin off shares.

2.   The distribution will be on a pro rata basis as noted above.


3. The Company is a reporting company under Section 13 of the 1934 Act as this registration is now effective. All distributees will receive a copy of this registration statement and the Company's Form 10-KSB prior to the distribution. They will also be given notice of their right to rescind and return the shares and warrants at no expense to them.

4. The spin off is for a proper business purpose, i.e., to permit the Company to conduct its business operations and secure funding based on its own efforts and conditions. It should be noted that the shares to be distributed are less than 10% of the Company's outstanding shares and are not owned by Innovation.

5. The shares will not be restricted, as they will be given to over 400 shareholders.

     Furthermore, it is in the Company's opinion that the transaction does not constitute a sale as defined in Section 5 of the 1933 Act.

The Company issued 19,700,000 shares of its common stock to the shareholders of RFC in the same proportion as the shareholders then current holdings in RFC, in exchange for 100% of the stock of RFC owned by them, thereby making RFC a wholly-owned subsidiary of the Company. See RECENT SALES OF UNREGISTERED SECURITIES. No other shares of the Company are outstanding.

The Company's executive offices are located at 12885 North Research Blvd., Suite 202, Austin, Texas 78750, and its telephone number is (512) 331-8600. The fiscal year ends on March 31.

RECENT DEVELOPMENTS

During a staff review of the Company's Registration Statement on Form 10-SB, counsel for the U. S. Securities and Exchange Commission ("SEC") advised the company that the SEC does not consider the Company to be in compliance with Staff Legal Bulletin No. 4, and therefore does not qualify for an exemption from registration in connection with the issuance of the spin-off shares. The Company disagrees with the SEC's position and believes the transaction is entitled to the exemption. Nevertheless, on the advice of counsel the Company intends to register the shares under the Securities Act of 1933, as amended, by filing with the SEC a Form SB-2 or other appropriate form as soon as practicable.

TRADITIONAL UNITED STATES MORTGAGE MARKET

Management has had no special reports on industry statistics and trends prepared for the Company. Any information cited is available to the general public. The Mortgage Bankers Association estimates the United States mortgage market to total over $4.3 trillion in terms of loans outstanding.

Management views the mortgage industry as divided broadly into four major segments today:

- mortgage origination -- sourcing, verification and documentation of mortgage loans, typically done by mortgage brokers and single-source lenders;

- mortgage funding -- underwriting, funding and selling closed loans to mortgage loan purchasers;

-    securitization -- aggregating loans for sale into the secondary market; and

- servicing -- ongoing billing, collection and foreclosure/collateral management.

Over the past two decades, the mortgage industry has evolved dramatically. Until the late 1970's, the mortgage market was primarily a captive banking market where retail banks and savings and loan institutions originated loans through their branches, underwrote and closed loans internally, funded loans from their own customer deposits and then serviced the loans themselves. This internal chain of production was broken by the emergence of the pure mortgage bank that could buy mortgages from mortgage brokers and sell to government sponsored mortgage investors, such as FNMA and FHLMC and the development of a large, liquid secondary funding and trading market for mortgage debt. This efficient new market for mortgage funding made it viable for the first time to uncouple from the large retail banks both the front-end functions of mortgage origination and mortgage funding and the back-end function of servicing.

A significant transformation of the mortgage origination, banking and servicing businesses into specialized functions conducted primarily by independent companies has also occurred during the last two decades. This transformation has created both a large, concentrated and efficient secondary mortgage market and a large, fragmented and inefficient mortgage origination and banking market. There are over 20,000 mortgage brokerage operations in the United States, according to the National Association of Mortgage Brokers.


CURRENT MARKET ENVIRONMENT


The Mortgage Bankers Association of America published the following housing industry statistics on January 18, 2001:

   ============================================================================
   Housing Measures (000)                          1999      2000        2001
                                                          (Forecast)  (Forecast)
   ------------------------------------------     -----      -----      -----

   Total Housing Starts                           1,676      1,600      1,585

   ------------------------------------------     -----      -----      -----
   Existing Home Sales                            5,197      5,000      4,947
   New Home Sales                                   907        900        901
   ------------------------------------------     -----      -----      -----
   Total Home Sales                               6,104      5,900      5,848
   ------------------------------------------     -----      -----      -----

   Mortgage Originations (Bil.$)                  1,285      1,024      1,412
   Refinance Share                                   50%        36%        19%
   ----------------------------------------------------------------------------

Management believes that as the Federal Reserve lowers rates to keep recession at bay in 2001, a corresponding increase in refinances may occur for 2001. This projected increase in refinances may not offset an overall decrease in the number and dollar volume of mortgages originated. Participants in the marketplace may be competing for a larger share of a diminishing market.

BUSINESS STRATEGY

Legislation over the last few years has brought many changes for the mortgage broker. States which have never had licensing requirements for mortgage brokers have laws in place that, for example, require independent mortgage brokers to maintain specific net worth, bonding, insurance, and various compliance issues, which create a significant barrier to entry for many in the industry. This may leave the mortgage broker with only three options: exit the business, join a firm as a loan officer or join a firm as a branch lender. The Company's business strategy will be to acquire these independent mortgage brokers as employees by providing them with an investor base, the ability to originate FHA loans, operational support and compliance support. The Company also hopes to increase its market share through acquisitions of other mortgage companies with desirable income and/or assets which would enhance the Company's overall market position, although it has no immediate targets.

Thousands of mortgage brokers throughout the U.S. are already employed in similar arrangements. On May 1, 2000, the U.S. Department of Housing and Urban Development (HUD) issued Mortgagee Letter 00-15. This letter outlined prohibited "net branch" arrangements and offered an acceptable alternative compensation arrangement which will be used by the Company to maintain HUD compliance. This does not necessarily give the Company an advantage over competitors. It simply keeps the Company compliant while other competitors may not be taking similar steps.


Mortgage Brokers joining the Company as Loan Officers or as a retail loan branch will be exempt from meeting some licensing and regulatory compliance requirements on their own. Specifically, as employees of the Company, they will not be required to individually maintain HUD approval, errors and omissions insurance, fidelity bonding and business tax reporting. Additionally, employees of the Company are not required by investors to be individually approved. These requirements are deferred to the Company as an employer. A mortgage broker acting as a loan officer or retail loan branch of RFC maintains control of their day-to-day operations.

Given the current market and technological conditions, management plans to modify the Company's website. Management has entered into negotiations with several entities to provide the upgrades to the website but has not currently selected vendors for this function.

MARKETING

In order to be a viable enterprise, the Company must successfully execute two distinct marketing plans. The first marketing plan is to recruit individuals in the industry as employees. The second marketing plan is to recruit borrowers to become active clients of the Company's employees.

Management believes that both plans will be aided by taking a role as educator in the marketplace.

With regard to using education to recruit loan officers, the Company has conducted three training seminars in the past two months to nineteen individuals wishing to enter the industry. Ten of these trainees currently submit loans to the Company. Management plans to refine this three day loan officer training and offer it at no cost to attendees, to a broader audience as a tool to recruit new loan officers. While management believes these training seminars will be a valuable tool in developing new employees, it has no specific plan and no assurance can be made that one will be developed.

With regard to using education to attract borrowers, management hopes to develop educational seminars for homebuyers and real estate sales agents. The purpose of these seminars would be to present loan programs and procedural information at no cost to attendees. While management believes these training seminars will be a valuable tool in developing new clients, it has no specific plan and no assurance can be made that one will be developed.

Management believes that by assuming a role as educator in the marketplace, the Company will generate extensive credibility as well as assist its retail loan branches in generating new business. This will be accomplished by presenting seminars to educate new and existing mortgage professionals in various aspects of the industry.

The Company will also seek out and attempt to recruit those individuals with an established track record of sourcing and closing loan acquisitions. One task facing management is that of determining which sources of product (loans) are profitable and which are not. A cost/benefit analysis will be performed in which the Company will evaluate individuals by reviewing ratios of the percentage of closings to loan submissions, the dollar volume of revenues to loan submissions and several intangible factors including teamwork with other employees of the Company. Those individuals or sources of transactions that are not profitable will be eliminated.

In addition to the previous elements, management intends to pursue a number of ongoing promotional tactics including the following:

o Promotion campaigns will include television, radio, print, and on-line vehicles. Advertising and publicity campaigns will focus of brand building, capturing new customers, and reminding past customers of the Company.

o Management plans to advertise in mortgage trade publications to recruit mortgage brokers. Management will monitor current trends, popularity, and audiences of trade magazines when selecting an appropriate publications.

o A website has been developed by A3 Design, an Austin, Texas graphic design firm. The current website is primarily a holder page with little or no functional utility. Management is negotiating with several firms to expand the utility of the site.

PRODUCTS AND PRICING

The Company will offer various loan programs through its loan officers and retail loan branches. Because the loan officers and retail loan branch employees are employees of the Company, they will be representing the Company's loan products directly to borrowers at the retail level.

Utilizing three distinct loan products (conventional, government, and non-conforming), the Company will target the purchase money market (home buyers) with lesser emphasis on home refinances. Additionally, the Company will focus on originating A paper loans (conventional and government insured) with a plan that 85 percent of Company sales will be attributed to these loans. Non-conforming loans, loans where the borrower has non-traditional income, credit, or property issues, will make up the additional 15 percent.

The Company will have several alternative financing programs to offer its borrowers. These include conventional, government insured, and non-conforming.

Conventional loans are mortgages that are not backed by government insurance programs. These loans are purchased from the Company by an investor conduit, and re-sold to the major secondary market agencies Fannie Mae (FNMA) and Freddie Mac (FHLMC). These loans may carry fixed or variable (ARM) rates with repayment terms that best suit the borrower's needs. Down payments as little as 5 percent are not uncommon, although mortgage insurance may be required for loans with less than 20 percent down.

Fannie Mae and Freddie Mac are the two largest secondary market agencies/corporations which purchase closed loans from mortgage lenders. They do not lend money directly to buyers, but work with lenders to ensure a continuous flow of funds in support of home ownership. Fannie Mae and Freddie Mac purchase and package mortgages into securities that are sold to investors.

A loan bought by Fannie Mae and Freddie Mac must meet many requirements, including a loan amount ceiling. A loan meeting all Fannie Mae and Freddie Mac requirements is said to be "conforming." The following are the 2001 conforming loan limits for Fannie Mae and Freddie Mac:

     ====================================
     One-family                  $275,000

     Two-family                  $351,950

     Three-family                $425,400

     Four-family                 $528,700
     ------------------------------------

The second financing alternative a mortgage broker has access to are government program loans: Federal Housing Administration (FHA) and Veterans Administration
(VA).

Federal Housing Administration (FHA)
FHA loans are insured by the Federal Housing Administration. These loans are reserved for first-time home buyers and low-to-moderate income borrowers. Down payments may be as little as 3 percent with a fixed or adjustable interest rate.

The maximum loan amount is regionally determined, by the Department of Housing and Urban Development (HUD).

Veterans Administration (VA)
VA financing is currently available to more than 29 million service personnel and veterans. With no down payment requirements and lower than ordinary interest rates, this is an attractive option to those who qualify.

Four financing alternatives are available (source: VA Home Loans: A Quick Guide for Homebuyers & Real Estate Professionals
(http://www.hsh.com/pamphlets/va-info.html)):


o    Traditional Fixed Payment - constant principal and interest.

o Adjustable Rate Mortgage (ARM) - lower initial interest rate may allow qualification for a higher loan amount. Annual interest rate adjustment is limited to 1 percent and the maximum increase in the interest rate over the life of the loan is capped at 5 percent.

o Graduated Payment Mortgage (GPM) - low initial payments which gradually rise to a level payment starting in the sixth year.

o Growing Equity Mortgages (GEMs) - gradually increasing payments with all of the increase applied to principal, resulting in an early payoff of the loan (only available in some areas).

The Company has begun making application for approval to originate VA loans. The Company is currently unable to originate VA loans. There can be no assurance that the Company will be approved for VA originations and failure to do so could adversely effect the Company's operations.

The mortgage broker's third financing alternative for residential mortgages are non-conforming loans. Generally, non-conforming loans can be differentiated on the basis of the following:

o Non-Traditional Credit - an example would be a borrower with a credit history falling below FNMA and FHLMC requirements.

o Non-Traditional Income - inconsistent income history may force a borrower into a non-conforming loan; No Income Verification/Alt. A loans fall into this category - loans made almost exclusively on credit, with little or no income verification.

o Non-Traditional Property - Jumbo loans (loans exceeding the Fannie Mae and Freddie Mac limits) may force a borrower into this category.

Non-conforming mortgage loans are inherently more risky than conventional mortgage loans. The Company's plan to originate non-conforming loans exposes it to greater risk than would be associated with exclusively originating conventional mortgages. Non-conventional loans typically carry less pricing risk because they are not as interest-rate sensitive and tend to fluctuate less in value. There is however, a greater risk in terms of the overall sale-ability of the loans. Because the non-conventional market has no set standards, loan programs offered by various lenders may terminate without notice. This may leave a particular loan with few or no investors in the secondary market. In this event, the Company would be forced to own the loan to maturity. The Company has no plans to originate 125 percent LTV (loan-to-value) "cash out" loans - loans that allow homeowners to borrow more than their home is worth - up to 125 percent of the value or Texas Home Equity loans. The Company does intend to broker these products in arrangements where there is no recourse and no liability is generated against the Company. This is accomplished by the Company obtaining investor approvals as a broker as opposed to correspondent approval where there is greater contingent liability. With a broker approval, the Company is not responsible for underwriting, funding or servicing loans originated under the broker agreement. In addition, the potential recourse is typically limited to fraud in the loan file. With a correspondent approval the Company is typically responsible for recapture of various fees and borrower performance. Correspondent lenders fund, own and are in the chain of title of loans they originate. Brokers merely facilitate the packaging and logistics of the transaction for a fee and never fund, own or enter into the chain of title on a loan.

The Company intends to underwrite all loans to standards established by the ultimate investor. By either owning the loan for a short period of time (less than 30 days) or immediately selling the loan to the investor, the Company's risk exposure may be reduced.

The Company's only product offered to the public is mortgages. Any other developments such as improvements in technology or marketing are for internal use only.

FUNDING SOURCES

The Company requires access to cash to facilitate the funding and closing of originated loans. These funds are provided on a short-term basis by financial institutions that specialize in providing warehouse lines of credit. The term warehouse credit line refers to a secured revolving credit line or repurchase agreement which allows the borrower to pledge a mortgage against the funds to hold or "warehouse" the loan. Typically, warehouse lines offer 90 day terms at some interest rate above prime rate.

The Company may require multiple warehouse agreements. Failure to obtain sufficient warehouse lines could adversely effect the Company and its operations. The Company entered into an agreement with Sterling Bank & Trust for an initial warehouse credit facility of $5,000,000 on May 26, 2000. This credit line provides for a 90 day holding period at 2% over prime rate on completed
(dry) fundings or 3% over prime rate on incomplete (wet) fundings. In addition, the Company is charged $150.00 per funded loan. This credit facility is renewable annually by mutual agreement.

A warehouse line is accessed when the Company submits the mortgage loan to the warehouse bank for funding along with the borrower's commitment to purchase the loan. The warehouse bank receives a per loan fee from the Company plus interest on the unpaid principal balance of the loan for the time the loan is in the warehouse.

LOAN SALES

The Company originates and purchases all of its mortgage loans with the intent to sell the mortgage loans, without retaining any interest therein, and in the related servicing rights into the secondary market unless required to do so for a period of 30-60 days by the purchaser. The mortgage loans are sold without recourse primarily to institutional investors, national banks and mortgage lenders. As part of the sale, the Company provides representations and warranties which are customary to the industry and cover such things as compliance with program standards, laws and regulations as well as the accuracy of the information. In the event of a breach of these representations and warranties, the Company may be required to repurchase these mortgage loans and/or may be liable for certain damages. Normally, any repurchased mortgage loan can be corrected and resold back to the original investor. Since March of 2000 when the RFC began its business, the Company has had to repurchase no mortgage loans.

The Company holds the originated or purchased mortgage loan for sale from the time that the mortgage loan application is submitted by the borrower until the time the mortgage loan is sold to an investor. During that time, the interest rate on the mortgage loan might be higher or lower than the market rate at which price the Company can sell the mortgage loan to an investor. Therefore, a market gain or loss may result on the mortgage loan. An increase in interest rates would devalue existing mortgages and therefore could adversely effect the Company.

COMPETITION

The National Association of Mortgage Brokers reports that there are more than 30,000 mortgage brokerage operations in the U.S., employing an estimated 200,000 people. Mortgage brokers originate well over half of the home sales each year, which indicates they originate more mortgages than any other group in the nation. The U.S. Department of Housing & Urban Development reported that 56% of mortgage originations were made by mortgage companies in 1997 compared to only 22% in 1980.

The mortgage lending industry is highly fragmented with many players serving the borrowing community. The Company will face competition on many fronts, both at the retail sales level and in the area of retaining quality mortgage brokers. Borrowers have a plethora of financing alternatives including: consumer finance companies, mortgage banking companies, independent mortgage brokers, savings banks, community banks, credit unions, thrift institutions, credit card issuers, insurance companies, FHLMC and other entities engaged in mortgage lending.

The Company will face the challenge of recruiting and retaining high quality mortgage brokers. The Company is a first stage company with limited capital resources. This may make it difficult for the Company to successfully compete against larger, better capitalized firms in the marketplace.

Competition among industry players can take the form of interest rates, loan origination fees, term and amount of loan, marketing and distribution channels (including on-line applications), customer services, and convenience of obtaining a loan.

While management believes there are competitors who operate with a similar business model, there is no readily available financial or other information on which management may rely; therefore it is not feasible to accurately discuss those competitors. Any attempt to do so would be based on rumor and hearsay.

SEASONALITY

The mortgage loan origination business is generally subject to seasonal trends. These trends reflect the general pattern of sale and resale of homes. Loan origination typically peaks during the spring and summer seasons, and declines to lower levels from mid-November through January. The mortgage servicing business is generally not subject to seasonal trends.

REGULATION

The Company's operations are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act, as amended, and Regulation B, the Fair Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement Procedures Act and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the National Housing Act of 1934, as well as other federal and state statutes and regulations affecting the Company's activities.

The Company is also subject to the rules and regulations of, and examinations by, state and federal regulatory authorities with respect to originating and processing loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, govern inspections and appraisals of properties and credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action.

In Spring 1999, the Texas Legislature approved Senate Bill 1074 which provides for licensing of residential mortgage brokers. The Texas Savings and Loan Department is the licensing and regulatory agency. A mortgage broker or a mortgage broker's loan officer must meet continuing education requirements in order to maintain that license. The law took effect on September 1, 1999, but an individual brokering mortgage loans was not required to be licensed until January 1, 2000. Mortgage bankers and their employees are exempt from this mortgage broker licensing legislation. A mortgage banker is defined as any individual or entity who is a HUD approved mortgagee with direct endorsement underwriting authority or an approved seller or servicer for either FNMA or FHLMC or an approved issuer for GNMA. Since May 22, 2000, RFC has been a HUD approved mortgagee and is therefore exempt from any licensing requirements under the new law.

There can be no assurance that the Company will maintain compliance with these requirements in the future without additional expenses, or that more restrictive local, state or federal laws, rules and regulations will not be adopted or that existing laws and regulations will not be interpreted in a more restrictive manner, which would make compliance more difficult and more expensive for the Company.

EMPLOYEES

At September 30, 2000, the Company employed 7 persons, 5 of whom were full-time employees. All of these are employed at the Company's Austin, Texas headquarters. None of the Company's employees are represented by a union. The Company considers it relations with its employees to be good.

RECENT DEVELOPMENTS

The Company acquired 100% of the outstanding securities of the subsidiary, RFC, on September 20, 2000, at which time RFC became a wholly owned subsidiary of the Company.

On September 21, 2000 officers of RFC were elected to the same positions in the Company.

The name of the Subsidiary was changed on December 22, 2000 from Referral Finance.com Corporation to Referral Finance Corporation.

Item 2.  DESCRIPTION OF PROPERTY

All of the operations of the Company are conducted from office space sub-leased from Austin Funding Corporation . The following table sets forth information concerning the facility:

 ===============================================================================
 Location Tenant                  Approx. Size   Lease Expiration   Monthly Rent
 ---------------                  ------------   ----------------   ------------

 12885 North Research Blvd.,
 Suite 202                        2,744 square    Month to Month        $2,500
 Austin, Texas   78750                feet
 -------------------------------------------------------------------------------

Item 3.  LEGAL PROCEEDINGS

The Company has no civil, criminal, administrative or self-regulatory proceedings pending and does not currently anticipate any.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                    PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, at the time of this filing, has no established public trading market. The Company intends to apply to have the Common Stock traded on the OTC Bulletin Board. No assurance can be given that such application will be approved and, if approved, that an active trading market for the Common Stock will be established or maintained.

When the Company was spun off from Innovation International, shareholders of Innovation International were granted the right to receive 1,600,000 shares of Common Stock of the Company and 1,600,000 common stock purchase warrants.

Shareholders of Innovation International will be free to trade shares of the Company to be received in the spin-off upon effectiveness of this Registration Statement. The remaining shareholders of the Company who acquired their shares in the Company as a part of an acquisition of the Company's subsidiary, may sell their shares only upon registration under the Securities Act of 1933 (the "1993 Act"), Rule 144 promulgated by the Securities and Exchange Commission or some other exemption from registration under the 1933 Act.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has beneficially owned his or her restricted shares for at least one year, including persons who may be deemed "affiliates" of the Company, as that term is defined under the Act, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then-outstanding shares of the Company's Common Stock or the average weekly trading volume in the over-the-counter market during the four calendar weeks preceding such sale. The sales would also be subject to the requirement that there be information publicly available and that the issuer has filed all required reports under the 1934 Act. As a reporting company when this registration statement becomes effective, the Company will satisfy this requirement. Equivalent information may be available from other sources prior to the time the Company's securities are registered. The sales must be broker sales where the broker simply executes the sale, does not solicit offers to purchase and receives no more than the normal commission. A person who is deemed not to have been an affiliate of the Company at any time during the 90 days preceding a sale by such person, and who has beneficially owned his or her restricted shares for at least two years, would be entitled to sell such shares under Rule 144 at any time and without regard to the volume limitations described above.

None of the holders of any shares of Common Stock of the Company are entitled to any registration rights.

The Company has not paid any dividends on its Common Stock and intends to retain all earnings for use in its operations and to finance the development and the expansion of its business. It does not anticipate paying any dividends on the Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors. Any future decision with respect to dividends will depend on future earnings, future capital needs and the Company's operation and financial condition, among other factors.

As of September 30, 2000, there were approximately 360 holders of record of the Company's common stock and no holders of record of the Company's preferred stock.

On September 15, 2000 Innovation International authorized the Company to distribute 1,600,000 common shares and 1,600,000 common stock purchase warrants of the Company to the shareholders of Innovation International as a dividend-in-kind. Such shares will be issued without registration because the shares will be a spin-off transaction not involving a sale of the securities of the Company as permitted pursuant to SEC Staff Legal Bulletin No. 4, dated September 16, 1997 and No-Action letters promulgated by the SEC.

The Company entered into an agreement with the shareholders of RFC, effective September 20, 2000, pursuant to which it became a subsidiary of the Company. The Company issued 19,700,000 common shares to the former shareholders of RFC in consideration for all of their RFC shares. These shares were issued without registration under the Securities Act of 1933 (the "1933 Act") pursuant to the exemption afforded by Section 4(2) of that Act exempting transactions not involving a public offering. The Section 4(2) exemption is available as the shares were issued to a limited number of people who owned all the stock of RFC in a private transaction. The shares were acquired for their own account and not with a view to distribution to the public. The shares carry legends stating the shares may not be sold other than through an effective registration under the 1933 Act or some exemption therefrom. See Exhibit 2.

RFC has issued shares of its common stock and preferred stock since its inception in 2000 to a total of 16 individuals in private transactions. Such shares were issued without registration under the 1933 Act pursuant to the exemption afforded by that Act exempting transaction not involving a public offering. All of these shares have been exchanged for shares of the Company's Common Stock as part of the acquisition of RFC.


Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the other financial information appearing elsewhere in this filing. In addition to historical information, the following discussion and other parts of this filing contain forward-looking information that involves risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking information due to competitive factors, risks associated with the Company's expansion plans and other factors discussed herein.

FINANCIAL CONDITION

December 31, 2000 Compared to March 31, 2000. Current assets increased by approximately $364,000 represented by the increase in mortgage loans receivable. This increase results from commencement of the Company's business activities during the period. Non-current assets (primarily investments) decreased by $1,424,000 representing the complete write-down in the value of marketable securities that were delisted for trading purposes. The approximately $ 950,000 decrease in total assets results from a combination of the influences described above.

The increase in current liabilities of $ 603,000 results from an increase in use of short term credit lines. This increase results from commencement of the Company's business activities during the period.

Stockholders equity declined by $1,297,154. This is primarily the result of a complete write-down in the value of marketable securities noted above.

RESULTS OF OPERATIONS

Operating Results for the Six Months commencing February 17, 2000 (inception) and ended December 31, 2000 included $73,358 in revenues from the Company's production resulting in an operating loss of $309,353. The Company elected to write down its investment in marketable securities to zero, resulting in a $1,470,000 loss. Revenues through December 31, 2000 were strictly derived from non-conforming loan originations.

LIQUIDITY AND CAPITAL RESOURCES

The Company may consider acquisitions of other mortgage businesses as part of implementing its strategies. Presently there are no specific plans for such expenditures.

Cash flow requirements depend on the level and timing of the Company's activities in loan originations in relation to the timing of the sale of such loans. In addition, the Company requires cash flow for the payment of operating expenses, interest expense and capital expenditures. Currently, the Company's primary sources of funding are borrowings under its $5,000,000 warehouse lines of credit with Sterling Bank & Trust, proceeds from the sale of loans in the secondary market and internally generated funds.

The Company funds its growth, in large part, from its access to lines of credit and its operating activities. The Company has been additionally capitalized by the stockholders of RFC. See "Certain Relationships and Related Transactions." There can be no assurance that the Company will be able to employ the additional capital and credit resources to fund transactions which result in a profit to the Company. The success of the Company's mortgage origination business is dependent upon the availability of mortgage funding at reasonable rates. Although there has been no limitation on the availability of mortgage funding in the last few years, there can be no assurance that mortgages at attractive rates will continue to be available. If operations do not become profitable, the Company will be required to raise additional funds in the next twelve months in the form of borrowings similar to those obtained in the past nine months.

The Company will be required to obtain additional capital to achieve its long-term objectives. The Company has no commitments to obtain such capital and there can be no assurance that such capital will be available to the Company in the future or, if available, will be on terms acceptable to the Company. If the Company is unable to raise necessary capital, it could be forced to curtail or cease operations. If operations do not become profitable, the Company will have to raise additional funds in the next 12 months similar to those obtained earlier.

The Company's present lines of credit will not permit it to operate at any level of profitability. In order to grow and become profitable the Company will require additional financing. Management believes that the Company will require additional credit over the next three years in order to expand its loan origination capabilities. If such additional credit is not available to the Company, the Company could be required to reduce the scope of its operations, which could adversely affect the Company's results of operation.

The Company's long term objectives are to grow, become profitable, and build financial strength in order to continue a pattern of adding value to its customers and shareholders.

The Company at September 30, 2000 had a negative cash position of $1,405. The Company has generated cash (to cover its operating losses) through borrowings and the sale of its common stock.

The Company expects to continue to operate at a loss for the foreseeable future.

MARKET RISK

The Company incurred a loss on certain marketable securities which it held. They were written down to zero as the securities were no longer traded and have no market value.

The Company's business will be adversely affected by periods of economic slowdown or recession which may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values results in increased loan-to-value ratios thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. To the extent that prospective borrowers do not meet the Company's underwriting criteria, the volume of loans originated by the Company could decline. A decline in loan origination volumes could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Changes in the level of consumer confidence, real estate values, prevailing interest rates and investment returns expected by the financial community could make mortgage loans of the types originated by the Company less attractive to borrowers or investors because, among other things, the actual rates of delinquencies and foreclosures on such loans could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general.

In addition, the Company could experience losses on its inventory of loans due to changes in economic or financial conditions, including changes in interest rates, that may be beyond the Company's control.

Interest rate movements may significantly impact the Company's volume of closed loans. As such, interest rate movements represent a major component of market risk to the Company. In a higher interest rate environment, consumer demand for mortgage loans, particularly refinancing of existing mortgages, declines. Interest rate movements affect the interest income earned on loans held for sale, interest expense on the warehouse lines payable, the value of mortgage loans held for sale and ultimately the gain on sale of mortgage loans. In addition, in an increasing interest rate environment, the Company's mortgage loan brokerage volume is adversely affected.

The Company currently does not engage in any hedging activities. Therefore, a rise in interest rates may adversely affect the earnings of the Company.

The Company currently does not maintain a trading portfolio. As a result, the Company is not exposed to market risk as it relates to trading activities. The majority of the Company's portfolio is held for sale which requires the Company to perform market valuations of its pipeline, its mortgage portfolio held for sale and related forward sale commitments in order to properly record the portfolio and the pipeline at the lower of cost or market. Therefore, the Company monitors the interest rates of its loan portfolio as compared to prevailing interest rates in the market.

The Company typically does not pre-sell the mortgages it originates when the Company establishes the borrower's interest rate and therefore has interest rate exposure on such loans. The Company's future operating results are more sensitive to interest rate movements than a mortgage lender who pre-sells the mortgage loans it originates.

INDUSTRY TRENDS

The growth in volume that the mortgage industry has seen over the past few years has resulted from a general downward trend in interest rates. The Company believes that mortgage volume may tend to decrease on a relative basis in higher interest environments, but higher interest rates generally result in smaller mortgage companies leaving the market resulting in potentially larger market shares for continuing mortgage bankers. The Company believes that it will be able to realize the opportunities in such an environment, but there can be no assurance that it will be able to do so.

The Company also believes that the industry will continue to offer broader and more diversified product offerings and that technology will play an increasing part in real estate transactions, including expanded use of Internet capabilities. The Company has begun preliminary work to make the necessary investments in these technologies. Management believes that the Company should fully automate its accounting and loan underwriting functions and then establish a website which facilitates electronic commerce between the Company and its customers, investors and brokers. Various members of management have attended several industry tradeshows in order to explore software options. While management feels there are several viable options for both the underwriting and accounting functions, the Company has not entered into any agreements.

Difficulties in establishing the desired technology platform include the speed with which technology becomes obsolete and the mortality rate of software vendors. The mortgage industry as a whole has not had great success in implementing technology. Management is hesitant to commit to specific software models until it has the resources to properly select vendors.The Company will need to raise additional capital to complete these necessary investments in technology. Even then, there can be no assurance that the technology will be viable.

INFLATION AND SEASONALITY

The Company believes the effect of inflation, other than its potential effect on market interest rates, has been insignificant. Seasonal fluctuations in mortgage originations generally do not have a material effect on the financial condition or results of operations of the Company.

ACCOUNTING DEVELOPMENTS

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125, among other things, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires that after a transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 also requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. The Company has complied with these standards as evidenced in the writedown of marketable securities.

On June 15, 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has engaged in no hedging activities since its inception and has not been affected by SFAS No. 133.

In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 amends SFAS No. 65, Accounting for Certain Mortgage Backed Securities, to require that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement is effective for the first fiscal quarter beginning after December 15, 1998, with earlier application encouraged. At this time, the Company has retained no positions in securitizations of this type and does not anticipate any impact from the adoption of this standard.

The American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. To date the Company has not incurred any expense on the development of software for internal use.

Item 7.    FINANCIAL STATEMENTS.


                          Referral Holdings Corporation
                         and its Wholly Owned Subsidiary
                          Referral Finance Corporation
                  (formerly Referral Finance.com Corporation)
                        (A Development Stage Corporation)

                              FINANCIAL STATEMENTS

                       March 31, 2001 and the Period from
                   Inception (February 17, 2000) to March 31,
                                      2000



          Independent Auditor's Report........................... FS-1

          Balance Sheets......................................... FS-2

          Statements of Operations............................... FS-3

          Statements of Cash Flows............................... FS-4

          Statements of Changes in Stockholders' Capital......... FS-5

          Notes to Financial Statements.......................... FS-6

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
Referral Holdings Corporation
and its Wholly Owned Subsidiary

We have audited the accompanying balance sheets of Referral Holdings Corporation and its wholly owned subsidiary as of March 31, 2001 and 2000, and the related statements of income, changes in stockholders' capital, and cash flows for the year then ended and the period from inception (February 17, 2000) to March 31, 2000. These financial statements are the responsibility of Referral Holdings Corporation and its wholly owned subsidiary's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Referral Holdings Corporation and its wholly owned subsidiary as of March 31, 2001 and the period from inception (February 17, 2000) to March 31, 2000 and related statements of income, changes in stockholders' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 8 to the financial statements, the Corporation has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Robnett & Company, P.C.
Austin, Texas

July 12, 2001

                                     (FS-1)

                          Referral Holdings Corporation
                         and its Wholly Owned Subsidiary
                          Referral Finance Corporation
                  (formerly Referral Finance.com Corporation)
                        (A Development Stage Corporation)

                                 BALANCE SHEETS

                            March 31, 2001 and 2000


                                                         2001            2000
                                                    =============  =============
             ASSETS
             ------

Current Assets
      Cash                                                 15,500        50,452
      Accounts Receivable                                   5,000             -
                                                    -------------- -------------
          Total Current Assets                             20,500        50,452

Investments in Equity Securities                                -     1,470,000
Deferred Tax Asset                                        505,495             -
                                                    -------------- -------------
Total Assets                                              525,995     1,520,452
                                                    ============== =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current Liabilities
      Accounts Payable                                     80,400             -
      Note Payable                                         20,915             -
      Partipation Payable                                 377,491             -
      Due to Related Parties                              207,523        50,000
      Deferred Tax Liability                                    -       355,000
                                                    -------------- -------------
          Total Current Liabilities                       686,329       405,000

Stockholders' Equity
      Preferred Stock, 20,000,000 shares no par
      authorized, 4,150,000 shares issued and
      outstanding at March 31, 2001 and 2000            1,117,030     1,117,030

      Common Stock, 100,000,000 shares no par
      authorized, 19,798,142 and 4,850,000 issued
      and outstanding at March 31, 2001 and 2000           85,670           970

      Deficit Accumulated During the
      Development Stage                                (1,363,034)       (2,548)
                                                    -------------- -------------
          Total Stockholders' Equity                     (160,334)    1,115,452

                                                    -------------- -------------
Total Liabilities and Stockholders' Equity                525,995     1,520,452
                                                    ============== =============

                       SEE NOTES TO FINANCIAL STATEMENTS


                                     (FS-2)

                          Referral Holdings Corporation
                         and its Wholly Owned Subsidiary
                          Referral Finance Corporation
                  (formerly Referral Finance.com Corporation)
                        (A Development Stage Corporation)

                            STATEMENTS OF OPERATIONS

                   For the Year Ended March 31, 2001 and the
           Period from Inception (February 17, 2000) to March 31, 2000

                                                                                     Cumulative as
                                                                                      of  March 31,
                                                               2001          2000         2001
                                                          -----------    ----------   -----------

Revenues                                                  $    82,295   $      --     $    82,295

Cost of Revenues
      Cost of Loans Sold and Originated                        10,227          --          10,227
      Loss from Sale of Loans                                  36,941          --          36,941
                                                           ----------    ----------    ----------
         Total Cost of Revenues                                47,168          --          47,168
                                                           ----------    ----------    ----------

Gross Profit                                                   35,127          --          35,127
                                                           ==========    ==========    ==========

Operating Expenses
      Bad Debt Expense                                         31,464          --          31,464
      Contract Labor                                           74,704          --          74,704
      Dues & Subscriptions                                      3,787          --           3,787
      Equipment Rental                                         10,783          --          10,783
      General & Administrative                                  2,189          --           2,189
      Insurance                                                10,057         2,548        12,605
      Legal & Professional                                     76,613          --          76,613
      Licenses & Permits                                        2,102          --           2,102
      Office Expenses                                           4,561          --           4,561
      Postage & Delivery                                        7,915          --           7,915
      Printing & Reproduction                                  47,416          --          47,416
      Rent                                                     19,492          --          19,492
      Repairs & Maintenance                                     5,465          --           5,465
      Salaries & Wages                                        146,595          --         146,595
      Telephone                                                28,383          --          28,383
      Travel & Entertainment                                   18,793          --          18,793
                                                           ----------    ----------    ----------
         Total Operating Expenses                             490,319         2,548       492,867
                                                           ----------    ----------    ----------

Other Income & (Expenses)
      Loss on Write Off of Equity Securities (Note 2)      (1,115,000)         --      (1,115,000)
      Loss on Write Off of Mortgage Receivables (Note 3)     (283,116)         --        (283,116)
      Interest Expense                                        (32,648)         --         (32,648)
      Interest Income                                          19,975          --          19,975
                                                           ----------     ---------    ----------
         Total Other Expenses & Deductions                 (1,410,789)         --      (1,410,789)
                                                           ----------     ---------    ----------
Net Loss Before Income Taxes                              $(1,865,981)   $   (2,548)  $(1,868,529)
                                                           ==========     =========    ==========

Earnings Per Share - Before Income Benefit                $    (0.094)   $   (0.005)

Earnings Per Share - After Income Benefit                 $    (0.071)   $   (0.005)


                       SEE NOTES TO FINANCIAL STATEMENTS


                                     (FS-3)

                          Referral Holdings Corporation
                         and its Wholly Owned Subsidiary
                          Referral Finance Corporation
                  (formerly Referral Finance.com Corporation)
                        (A Development Stage Corporation)

                            STATEMENTS OF CASH FLOWS

                   For the Year Ended March 31, 2001 and the
           Period from Inception (February 17, 2000) to March 31, 2000

                                                                                      Cumulative
                                                                                        as of
                                                            2001           2000     March 31, 2001
                                                         ----------    ----------   --------------

Cash flows from operating activities
       Net Loss                                          (1,865,981)       (2,548)   $(1,363,034)
       Adjustments to reconcile net income to net
       cash provided by operating activities:

            Increase in accounts receivable                  (5,000)          --          (5,000)
            Increase in accounts payable                     80,400           --         (80,400)
            Loss realized on Equity Securities            1,115,000           --       1,115,000
            Increase in deferred taxes benefit             (505,495)          --        (505,495)
                                                         -----------    ---------     -----------
            Total Adjustments                               684,905           --         684,905
                                                         -----------    ---------     -----------
       Net cash used by operating activities               (675,851)       (2,548)      (678,219)
                                                         -----------    ----------    -----------

Cash flows from financing activities:
       Proceeds from issuance of debt                       398,406        50,000        448,406
       Proceeds from issuance of common stock                84,700         3,000         87,700
       Proceeds from debt to related parties                157,523           --         157,523
                                                         -----------    ----------    -----------
       Net cash provided by financing activities            640,629        53,000        693,629
                                                         -----------    ----------    -----------

Net increase (decrease) in cash and equivalents             (34,952)       50,452         15,500
Cash and equivalents beginning of year                       50,452          --              --
                                                         -----------    ----------    -----------
Cash and equivalents end of year                             15,500        50,452         15,500
                                                         ===========    ==========    ===========

Supplemental disclosures of cash flow information:
       Cash paid during the year for:
            Interest expense                                 21,949          --           21,949
                                                         ===========    ==========    ===========


                       SEE NOTES TO FINANCIAL STATEMENTS


                                     (FS-4)

                          Referral Holdings Corporation
                         and its Wholly Owned Subsidiary
                          Referral Finance Corporation
                  (formerly Referral Finance.com Corporation)
                        (A Development Stage Corporation)

                  STATEMENTS OF CHANGES IN STOCKHOLERS' EQUITY

                    For the Year Ended March 31, 2001 and the
           Period from Inception (February 17, 2000) to March 31, 2000

                                                                                                Deficit
                                                                                              Accumulated
                                            Preferred Stock            Common Stock            During the
                                      --------------------------  -------------------------    Development
                                         Amount        Shares       Amount         Shares         Stage            Total
                                      ======================================================================================

Balance at February 17, 2000          $       --             --    $       --            --      $        --    $         --

Issuance of Stock for Cash                 2,030          1,015           970     4,850,000               --           3,000

Issuance of Stock for Securities       1,115,000      4,148,985            --            --               --       1,115,000

Net Loss                                      --             --            --            --           (2,548)         (2,548)

                                      -----------   ------------  ------------  -------------    -------------   ------------
Balance at March 31, 2000              1,117,030      4,150,000           970     4,850,000           (2,548)      1,115,452

Issuance of Stock for Cash                    --             --        84,700       272,504               --          84,700

Issuance of Common Stock
  for Acquisition of Subsidiary               --             --            --     14,675,638              --              --

Net Loss                                      --             --            --             --       (1,360,486)     (1,360,486)
                                      -----------   ------------  ------------  --------------   -------------    ------------

Balance at March 31, 2001             $1,117,030      4,150,000   $    85,670      19,798,142    $ (1,363,034)   $   (160,334)
                                     =========================================================================================

                       SEE NOTES TO FINANCIAL STATEMENTS


                                     (FS-5)

                          Referral Holdings Corporation
                         and its Wholly Owned Subsidiary
                          Referral Finance Corporation
                  (formerly Referral Finance.com Corporation)
                        (A Development Stage Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000



NOTE - 1 DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Referral Holdings Corporation (formerly Referral Finance.com Corporation) and its Wholly Owned Subsidiary (the Corporation) was incorporated in Nevada on April 26, 2000 as a wholly owned subsidiary of Innovation International, Inc. (Innovation)

On September 20, 2000, pursuant to an agreement dated September 15, 2000, the Corporation acquired 100% of the capital stock of Referral Finance.com Corporation from nine individuals representing all of the holders of said stock. Effective with the completion of that acquisition, Referral Finance.com Corporation became a wholly owned subsidiary of the Corporation. The Corporation was no longer a subsidiary of Innovation, all of its outstanding shares being now owned by the former shareholders of Referral Finance.com Corporation.

As part of the agreement referred to above, the Corporation became obligated to distribute to the shareholders of Innovation, on a pro-rata basis, 1,600,000 shares of its par value common stock and 1,600,000 common stock purchase warrants. The shares and warrants have not yet been distributed and will not be until a registration statement on form 10SB has been cleared by the SEC.

Referral Finance.com Corporation is the only operating subsidiary of Referral Holdings Corporation (formerly Referral Finance.com Corporation) and its Wholly Owned Subsidiary. Since the registrant has acquired Referral Fianance.com Corporation, the financial statements of March 31, 2001 and the period from inception (February 17, 2000) to March 31, 2000 are in effect the financial statements of the registrant.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Referral Holdings Corporation and its wholly owned subsidiary, Referral Finance.com Corporation. All inter - company accounts and transactions have been eliminated.

CASH AND EQUIVALENTS

The Corporation considers all highly liquid investments with maturity of three months or less to be cash equivalents for the purpose of determining cash flows.


                                     (FS-6)

ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

PREFERRED STOCK

Preferred stock has a liquidation preference of $1 per share and each share may be converted to one share of common stock. Preferred stock is entitled to the number of votes equal to the number of shares of common stock into which the preferred shares could be converted and has a senior right of dividend payment.

REVENUE RECOGNITION POLICY

The Corporation primarily brokers loans. Upon loan closing, the Corporation receives a broker fee. The Corporation may also, on occasion, originate residential mortgage to later be sold in the open market. When origination occurs, the Corporation borrows funds from its warehouse lender at a negotiated rate over prime. The Corporation in turn, lends the funds to a qualified buyer at an equal or higher rate of interest. The loan is then sold at a premium or par to qualified investors. The Corporation does not retain any servicing rights on the loans.

INCOME TAXES

The Corporation accounts for income taxes in accordance with the asset and liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE - 2 INVESTMENTS IN MARKETABLE  SECURITIES

In determining the fair value of the Corporation's marketable securities on March 31, 2000, the trading price of $4.00 was discounted. Communications with several brokerage companies revealed a discount of 25-50% was appropriate, given the thinly traded position of the underlying security. A valuation of 35%, representing the approximate average of this range, was used.

During the year ended March 31, 2001, the Company in which these shares were held was liquidated and ceased operations. When this event occurred, the shares were no longer traded on the over the counter bulletin board and the fair value became zero. Due to this event, management has written down this security to zero and recognized a realized loss from the write-off of the securities net of the deferred tax liability of $355,000, which was accrued at March 31, 2000 to account for the future gain from disposition of the shares of stock. The fair value of the shares of stock at March 31, 2001 and 2000 was $ 0 and $ 1,470,000, respectively.

NOTE - 3 NOTES PAYABLE

A bank has extended the Corporation a note payable for $31,816 on December 14, 2000. The note was due on June 30, 2001 at an interest rate of 9.5%. The Corporation is indebted to the bank in the amount of $21,527 plus accrued interest of $193 at March 31, 2001. At the date of report, the Corporation is in default of its agreement with the bank and the entire principal and interest is due and payable.

NOTE - 4 PARTICIPATION PAYABLE

The Corporation has entered into a "Participation Agreement" whereby the bank (the "Participant") has agreed to fund the Corporation (the "Mortgage Originator") capital to fund mortgages that the Corporation has originated at 98% of the par value. The Participation Agreement requires the Corporation to repay such funding (purchase the "participation") from the bank as principal and interest is collected on the outstanding mortgages being serviced or in full as the mortgages are sold to outside investors. Participation bears interest at a variable rate of prime plus 1.5-3.5%. At March 31, 2001, the Corporation is in default of its Participation Agreement and the bank and has taken possession of the security (Note 7). Principle and accrued interest of $377,491 and $3,821 are payable at March 31, 2001.

NOTE - 5 RELATED PARTY TRANSACTIONS

The president has deferred thirteen months of salary from March 1, 2000 to March 31, 2001. The Corporation is indebted to the president $130,000 per employment agreement between the president and the Corporation dated March 1, 2000.

On February 17, 2000 (Inception) the president of the Corporation contributed shares of a publicly traded company. These shares have since been written down to zero and a realized loss accrued. (See Note 2)

An officer of the Corporation loaned to the Corporation $50,000 on March 20, 2000 at a stated interest rate of 8% annually to be repaid in principle and accrued interest by March 31, 2002. The Corporation owes the officer $8,757 and $50,000 on March 31, 2001 and 2000, respectively.

A shareholder has loaned the Corporation cash during the year ended March 31, 2001 to fund operating deficits. The corporation signed a note payable to the shareholder bearing interest at 8% annually to be repaid by March 31, 2002. The Corporation owes the officer $68,766 on March 31, 2001.

An affiliate of the president was lent $5,000 on December 5, 2000 bearing interest at 8% to be repaid, principle and interest, on December 31, 2001.

NOTE - 6 DEFERRED TAX BENEFIT

The Corporation files a consolidated federal income tax return with its wholly owned subsidiary. The Corporation had net operating losses before income tax benefit of ($1,865,983) which are available to be carried forward for twenty years, expiring the tax year ended 2021, to be off set against future potential income. The Corporation has recognized a deferred tax asset calculated using a marginal tax rate of 30% of the current year net operating loss and deferred salaries totaling $505,495 at March 31, 2001.

NOTE - 7 COMMITMENTS AND CONTINGINCIES

The Corporation is contractually obligated to issue 1,600,000 common stock purchase warrants to the shareholders of Innovation International. Each warrant entitles the holder to purchase one (1) common stock at $1.25 per share. The warrants expire June 30, 2002 and are redeemable solely by the Corporation at any time on thirty (30) days written notice at a price of $0.25 per warrant. The warrants will not be issued until this registration statement has been declared effective.

The Corporation is obligated under operating leases for equipment. Future minimum lease payments are as follows:

                       Twelve Month Periods
                          Ended March 31,
           2002             $  10,584
           2003                10,584
           2004                 6,580
           2005                 3,150
                          ------------
          Total             $  30,898

The Corporation is in default with the note payable and its Participation Agreement with a bank as described in Note 3 and 4 to the financial statements. The Corporation has lost all rights associated with the mortgages receivable and the bank has taken possession of the mortgages receivable as security for the Participation Agreement. The bank plans to liquidate the receivables at a wholesale value and credit the participation payable, notes payable and accrued interest for the amount collected. No reliable estimate for the liquid value of the receivables exists as of the date of report and the participation payable and note payable remain on the books at their full value.

NOTE - 8 GOING CONCERN

As shown in the accompanying financial statements, the Corporation incurred a net loss of $1,360,486 and $2,548 for the year ended March 31, 2001 and the period from inception (February 17, 2001) to March 31, 2000 and as of March 31, 2001, the Corporation's current liabilities exceed its assets by 160,334. The ability of the Corporation to continue as a going concern is dependent on increasing revenues and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern.

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

On June 29, 2001 the Company engaged Robnett & Company, P.C., as its auditors and certifying accountants. Sprouse and Winn, the Company's previous accounting firm, had asked to be discharged in order to avoid possible future conflicts of interest. There were no disagreements between Sprouse & Winn and the Company as to accounting policies, financial disclosures or any other material issue.


                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The Board of Directors of the Company are elected annually and currently consists of five members. The current members of the Board of Directors and the executive officers of the Company are:


==========================================================================================
                                                                       Director    Term
Name                    Positions held with the Company         Age     Since     Expires
------------------------------------------------------------------------------------------

Glenn A. LaPointe       Chairman, President, Chief              37       2000       2001
                        Executive  Officer and Director

David C. Farrar         Chief Financial Officer                 38       N/A          -

Marshall Sanders III    Executive  Vice  President  of          35       2000       2001
                        Branch  Operations and Director

Roel Covarrubias        Executive  Vice  President  of          25       2000       2001
                        Non-Conforming   LoanDivision,
                        Secretary and Director

Terry G. Hartnett       Director                                         2000       2001

Jeffrey H. Dell         Compliance Officer, Officer of          54       N/A          -
                        Legal Affairs

Ty Davidson             Executive Vice President and            26       2000       2001
                        Director

Patricia M. Dell        Underwriting Supervisor                 48       N/A          -

==========================================================================================

Glenn A. LaPointe has been Chief Executive Officer of the Company since its inception in 2000. From May 1994 to January 2000, Mr. LaPointe developed a start up company that ultimately became Texas Financial Corporation. In March 1997, Mr. LaPointe sold his interest in Texas Financial to the remaining partners in order to organize Austin Funding.com. From 1997 to 2000, Glenn A. LaPointe served as Chief Executive Officer and President of Austin Funding Corporation.

David C. Farrar has been Chief Financial Officer of the Company since its inception in 2000. From 1994 to 2000, Mr. Farrar has worked as a staff accountant for several Austin, Texas-based CPA firms. He has specialized in tax planning and compliance. Mr. Farrar is a Certified Financial Planner.

Marshall Sanders, III has been Vice President of Branch Operations of the Company since its inception in 2000. From 1994 to 1996, Mr. Sanders was employed as Area Sales Manager for Wells Fargo Bank in Austin, Texas. From 1996 to 1997 he was a mortgage loan officer for Savings of America in Austin, Texas. From January to October 1997, Mr. Sanders was a mortgage loan originator for Advanced Mortgage in Round Rock, Texas. From November 1997 to present, Mr. Sanders actively manages Vanguard Mortgage an Austin, Texas company he co-founded.

Roel Covarrubias has been Executive Vice President of the Non-Conforming Loan Division of the Company since its inception in 2000. From 1993 to 1997, Mr. Covarrubias was employed as a Senior Service Advisor for Montgomery Wards Auto Center. In 1997 he began working for Luke Fruia Motors. In 1998 he changed his focus to the mortgage industry and began working for Hope Mortgage as a loan processor. He was an account executive with Austin Funding from 1998 to 2000.

Jeffrey H. Dell has been the Compliance Officer and Director of Legal Affairs for the Company since its inception in 2000. From 1991 to 1995, Mr. Dell worked as Assistant Vice President of Compliance at Household Bank, f.s.b., in Wood Dale, Illinois. From 1995 to 1997, Mr. Dell worked as Assistant Vice President at Household Financial Services in Elmhurst, Illinois. His responsibilities included being client sales liaison and making sales calls on potential sellers of B/C loans. From 1997 to 1998, Mr. Dell worked at Industry Mortgage Group as Southwest Mortgage Sales Director in Tampa, Florida. His responsibilities included the coordination of the sales effort for the southwest region, which contained New Mexico, Texas, Louisiana, Arkansas, Oklahoma, and Kansas. From 1998 to 2000, Mr. Dell held the position of Vice President of Secondary Marketing and Compliance for Austin Funding.com in Austin, Texas.

Ty J. Davidson has been Branch Coordinator for the company since June 2000. From 1996 to 2000, Mr. Davidson worked as an educator in several areas of Texas. In that time, Mr. Davidson's responsibilities were counseling, supervising parent-teacher communication, receiving tuition installments, purchases, program grants, and training of new staff. From 1992 to 1996, Mr. Davidson attended The University of Texas at Austin where he received an Honors Bachelor of Arts in Sociology.

Patricia M. Dell has been the Underwriting Supervisor of the Company since its inception in 2000. From 1993 to 1995, Ms. Dell served as a due diligence underwriter for Household Financial Services, the sub-prime mortgage operation of Household International. From 1995 to present Ms. Dell has been proprietor of a resort in the Arkansas Ozarks and has engaged in freelance contract quality control, file audit and underwriting assignments.

Terry G. Hartnett and two other partners formed Tejas Asset Management, Inc., and Tejas Securities Group, Inc. In 1995, the original partners of Tejas accepted a buy-out offer from firm employees. Since 1995, Mr. Hartnett has acted as an investment banking consultant to various companies engaged in asset backed transactions.

There are no familial relationships among these individuals except the Dells are husband and wife.

The Company's Articles of Incorporation provide there shall be at least one director but no more than five directors. Directors are elected for a one-year term and serve until the next annual meeting of shareholders or until their successors have been elected. The Articles further provide that the number of directors may be increased or decreased by duly adopted amendment to the Bylaws.

The Company does not currently compensate its directors for their service in such capacity. The Board of Directors, acting as a nominating committee, nominates directors to be elected to the Board.

The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. The executive officers of the Company are as set forth in the above table. Executive officers of the Company receive no remuneration in their capacity as the Company's executive officers. For information regarding compensation of directors and executive officers of the Subsidiary, see "Executive Compensation."

BOARD COMMITTEES

The Company's Bylaws provide that the Board of Directors may establish such committees as they shall deem necessary and appropriate with such authority as the Board shall determine. Upon the registration statement's becoming effective, the Board of Directors shall establish an Executive Committee, an Audit Committee, and a Compensation Committee. Additional committees shall be appointed as and when deemed necessary.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based on the Issuer's review of copies of forms filed with the Securities and Exchange Commission or written representations from certain reporting persons, in compliance with Section 16(a) of the Securities Exchange Act of 1934, the Issuer believes that during fiscal year 2001, all officers, directors and greater than ten percent beneficial owners complied with the applicable filing requirements.


Item 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Through September 30, 2000, neither the Company nor RFC has paid compensation to its executive officers. It is anticipated that the Company will enter into compensation arrangements with its officers at such time as it is financially able to do so.

EXECUTIVE EMPLOYMENT AGREEMENTS

RFC has entered into an employment agreement with Glenn A. LaPointe providing for an initial term of three years. The employment agreement became effective upon March 1, 2000 and provides for an annual base salary of $120,000 and a bonus based on a profit sharing formula. The agreement provides for an annual extension, subject to the performance of an annual evaluation by disinterested members of the Board of Directors. The agreement also provides for termination upon the employee's death or for cause. The employment agreement is also terminable by the employee upon 90 days' notice to the RFC.

In the event Mr. LaPointe is involuntarily terminated without cause, he will receive his salary and insurance benefits for a period of 12 months. In addition, in the event employment involuntarily terminates in connection with a "change in control" of RFC or within twelve months thereafter, the employment agreement provides for the payment to LaPointe of an amount equal to 299% of his five-year average annual base compensation. If the employment of LaPointe had been terminated as March 1, 2000 under circumstances entitling him to a change in control severance payment as described above, he would have been entitled to receive a lump sum cash payment of approximately $538,200. The agreement also provides for the continued payment to LaPointe of health benefits for the remainder of the term of his contract in the event he is terminated in connection with a change in control. No payments have been made by RFC under this agreement. See Exhibit 10.

The following table sets forth cash compensation paid or to be paid by the Company during 2000 to Mr. LaPointe.

==============================================================================================
                             SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------
  Name and Principal         Year            Salary          Bonus       Options      Other
       Position
----------------------- -------------- ----------------- ------------ ------------- ----------

Glenn A. LaPointe            2000          $100,000(1)        (2)          (3)         (3)
President   and  Chief
Executive Officer

==============================================================================================

(1) Mr. LaPointe did not receive any salary. He has agreed to defer this compensation until the Company is financially able to pay it.
(2)  Mr. LaPointe earned no bonus during 2000.
(3) The Company has no stock option, restricted stock or other long-term incentive plans.


Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of September 30, 2000 the authorized capital stock of the Company consisted of (1) One Hundred Million (100,000,000) shares of Common Stock. per value $0.001 of which Nineteen Million, Seven Hundred Thousand (19,700,000) shares are validly issued, outstanding, fully paid and non-assessable and (2) Five Million (5,000,000) shares of Preferred Stock, none of which are issued and outstanding.

The following table sets forth, as of March 31, 2001, the beneficial ownership of the Company's 19,773,500 outstanding shares of Common Stock by (1) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (2) each director and executive officer of the Company; and (3) all directors and officers as a group.

=======================================================================================
                                                                            Percentage
Name and Address             Relationship                  No. of Shares    of Class(1)
----------------             ------------                  -------------    ----------

Glenn A. LaPointe            Chairman, President,            9,079,148        45.92%
9002 Jolly Hollow Drive      Chief Executive
Austin, TX  78750            Officer and Director

Roel Covarrubias             Executive Vice President,       3,281,620        16.60%
4500 East Oltorf Drive       Secretary and Director
Unit 417
Austin, TX  78741

Ty Davidson                  Executive Vice President        3,281,620        16.60%
2664 Gateridge Drive         and Director
Austin, TX  78745

Terry G. Hartnett            Director                                0         0.00%
6000 Shepard Mountain
Auztin, TX

Marshall Saunders, III       Executive Vice President        1,093,873         5.53%
802 Point Run                and Director
Pflugerville, TX  78660

David C. Farrar              Chief Financial Officer         1,093,873         5.53%
7610 Islander Drive
Austin, TX  78749

Jeff Dell                    Compliance Officer              1,640,810         8.30%
207 Wits End Lane
Peel, AR  72668
--------------------------------------------------------------------------------------
Officers and Directors, as                                   19,470,944        98.47%
a group (6 persons)
======================================================================================

(1) The Company is contractually obligated to issue 1,600,000 shares of Common Stock and 1,600,000 Common Stock Purchase warrants to shareholders of Innovation International. See Exhibit 2. Inasmuch as they are not outstanding, these shares are not included in the total of the class for the purpose of determining the percentages of ownership.


Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since its organization in 2000, the Company from time to time has borrowed monies from Glenn LaPointe and Ty Davidson. These loans and purchase arrangements were on terms favorable to the Company and not in excess of then market rates. None of these loans are outstanding and none of the directors or executive officers have any agreement with or obligation to purchase loans from the Company.

Glenn LaPointe, Marshal Sanders, III, and Roel Covarrubias have each guaranteed the indebtedness of the Company on the Company's warehouse credit facility agreements. Messrs. LaPointe, Covarrubias and Sanders have each jointly and severally guaranteed the payment by the Company of a $5,000,000 warehouse facility. Each of these guarantees have been in an effort to assist the Company and none of these guarantors have been compensated for their assurances.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are included as a part of this Form 10-KSB filing.


Exhibit No          Description
----------          -----------

   2 Reorganization Plan and Agreement by and among Innovation International, Inc., Referral Holdings, Inc., Referral Finance.com Corporation and Glenn A. La Pointe, individually dated as of September 20, 2000 [Previously filed as Exhibit 2 to the Company's Form 10-SB filed on E.D.G.A.R.January 5, 2001 and incorporated herein by reference]

   3(i) Articles of Incorporation and Amendments [Previously filed as Exhibit 3(i) to the Company's Form 10-SB filed on E.D.G.A.R. January 5, 2001 and incorporated herein by reference]

   3(ii) Bylaws of the Company [Previously filed as Exhibit 3(ii) to the Company's Form 10-SB filed on E.D.G.A.R.January 5, 2001 and incorporated herein by reference]

   10(i) Employment Agreement between RFC and Glen A. La Pointe [Previously filed as Exhibit 10 to the Company's Form 10-SB filed on E.D.G.A.R.January 5, 2001 and incorporated herein by reference]

   10(ii) Participation Agreement (Previously filed as Exhibit 10(ii) to the Company's Form 10-SB, Amendment No. 2, filed on E.D.G.A.R. April 27, 2001 and incorporated herein by reference.

   23               Consent of Sprouse and Winn, LLP (Previously filed as
                    Exhibit 10(ii) to the Company's Form 10-SB, Amendment No. 2, filed on E.D.G.A.R. April 27, 2001 and incorporated herein by reference.


(b)      Current Reports on Form 8-K.

No reports on Form 8-K were filed during the period covered by this Form 10-KSB.

                                   SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the Company has caused the registration statement to be signed on behalf of the undersigned thereunto authorized this 15th day of July, 2001.

                          REFERRAL HOLDINGS CORPORATION



                             By:      _____________________________________
                                      Glenn A. LaPointe
                                      President and Chief Executive Officer



                             By:      _____________________________________
                                      David C. Farrar
                                      Chief Financial Officer