Form 10QSB
period 2001-06-30
REFERRAL HOLDINGS CORP
filed 2001-08-17
CIK 1131338

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                   FORM 10-QSB

                                -----------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended: June 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                                -----------------


                         Commission File Number: 0-32251

                          REFERRAL HOLDINGS CORPORATION

            Incorporated pursuant to the Laws of the State of Nevada


                                -----------------


                  IRS Employer Identification No. - 74-2976026

               111 Congress Avenue, Suite 461, Austin, Texas 78701
                                 (515) 331-8600


                                -----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No  [ ]

The Company had 20,044,000 shares of common stock outstanding at June 30, 2001.



Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS



                           ACCOUNTANT'S REVIEW REPORT



To the Board of Directors of
Referral Holdings Corporation
and its Wholly Owned Subsidiary
Austin, Texas

We have reviewed the accompanying balance sheet of Referral Holdings Corporation and its Wholly Owned Subsidiary as of June 30, 2001 and the related statements of income and retained earnings and cash flows for the quarter then ended, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Referral Holdings Corporation and its Wholly Owned Subsidiary.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



Robnett & Company, P.C.
Austin, Texas

August 13, 2001

                         Referral Holdings Corporation
                        and its Wholly Owned Subsidiary
                          Referral Finance Corporation
                  (formerly Referral Finance.com Corporation)
                         (A Development Stage Company)

                           BALANCE SHEET - UNAUDITED

                                 June 30, 2001


                                     ASSETS

Current Assets
   Cash                                               $    12,758
   Accounts Receivable                                      6,000
                                                      ------------
        Total Current Assets                               18,758

Fixed Assets
   Furniture Fixtures and Equipment                         2,400
   Less:  Accumulated Depreciation                            (60)
                                                       -----------
        Total Furniture Fixtures and Equipment              2,340

Deferred Tax Asset                                        540,460
                                                       -----------
Total Assets                                           $  561,558
                                                       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                    $  115,482
   Accrued Interest                                        17,074
   Note Payable                                            23,315
   Participation Payable                                  377,491
   Due to Related Parties                                 229,801
                                                       -----------
        Total Current Liabilities                         763,163

Stockholders' Equity
   Common Stock, 100,000,000 shares $0.001 par
    authorized, 20,044,000 shares issued and
    outstanding at June 30, 2001                           20,044
Additional Paid-In Capital                              1,220,656
Deficit Accumulated During Development Stage           (1,442,305)
                                                       -----------
        Total Stockholders' Equity                       (201,605)

                                                       -----------
Total Liabilities and Stockholders' Equity             $  561,558
                                                       ===========



                 See accompanying notes and accountant's report

                         Referral Holdings Corporation
                        and its Wholly Owned Subsidiary
                          Referral Finance Corporation
                  (formerly Referral Finance.com Corporation)
                         (A Development Stage Company)

                          INCOME STATEMENT - UNAUDITED

                      For the Quarter Ended June 30, 2001


                                                 As of       Cumulative as of
                                               6/30/2001       June 30, 2001
                                             -------------    ---------------

Revenues                                     $    124,638      $     206,933

Cost of Revenues
   Cost of Loans Sold and Originated               19,416             29,643
   Loss from Sale of Loans                            -               36,941
                                             -------------     --------------
        Total Cost of Revenues                     19.416             66,584
                                             -------------     --------------

Gross Profit                                      105,222            140,349
                                             -------------     --------------

Operating Expenses
   Advertising                                      4,171              4,171
   Bad Debt Expense                                   500             31,964
   Contract Labor                                  31,998            106,702
   Depreciation                                        60                 60
   Dues and Subscriptions                             -                3,787
   Equipment Rental                                 5,068             15,851
   General and Administrative                       1,073              3,262
   Insurance                                          -               12,605
   Legal and Professional                          18,509             95,122
   Licenses and Permits                               -                2,102
   Office Expense                                  21,125             25,686
   Postage and Delivery                               959              8,874
   Printing and Reproduction                        5,067             52,483
   Rent                                            14,340             33,382
   Repairs and Maintenance                            -                5,465
   Salaries and Wages                              76,280            222,875
   Telephone                                       19,484             47,867
   Travel and Entertainment                           700             19,493
   Utilities                                        3,050              3,050
                                             -------------     --------------
                                                  202,384            695,251
                                             -------------     --------------


                 See accompanying notes and accountant's report

                         Referral Holdings Corporation
                        and its Wholly Owned Subsidiary
                          Referral Finance Corporation
                  (formerly Referral Finance.com Corporation)
                         (A Development Stage Company)

                    INCOME STATEMENT - CONTINUED - UNAUDITED

                      For the Quarter Ended June 30, 2001




Other Income and (Expenses)
   Loss on Write Off of Equity
     Securities (Note 2)                              -           (1,115,000)
   Loss on Write Off of Mortgage
     Receivables (Note 3)                             -             (283,116)
   Interest Expense                               (17,074)           (49,722)
   Interest Income                                    -               19,975
                                             -------------     --------------
        Total Other Expenses & Deductions         (17,074)        (1,427,863)
                                             -------------     --------------

Net Loss Before Income Taxes                     (114,236)        (1,982,765)
                                             =============     ==============

Income Tax Benefit (Note 6)                        34,965            540,460
                                             -------------     --------------
Net Loss                                     $    (70,271)     $  (1,442,305)
                                             =============     ==============

Earnings Per Share - Before Income Benefit   $     (0.006)

Earnings Per Share - After Income Benefit    $     (0.004)




                 See accompanying notes and accountant's report

                         Referral Holdings Corporation
                        and its Wholly Owned Subsidiary
                          Referral Finance Corporation
                  (formerly Referral Finance.com Corporation)
                         (A Development Stage Company)

           STATEMENT OF CHANGES IN STOCKHOLDERS' CAPITAL - UNAUDITED

                      For the Quarter Ended June 30, 2001


                                                                   Deficit
                                                                 Accumulated
                                                  Additional     During the
                                     Common        Paid In       Development
                                     Stock         Capital         Stage          Total
                                  ------------   ------------   -------------   -----------

Balance at February 17, 2000       $      -      $       -      $       -       $      -

Issuance of 4,850,000 shares            4,850      1,113,150            -        1,118,000
 of common stock for cash

Net Loss                                  -              -           (2,548)        (2,548)
                                  ------------   ------------   -------------   -----------
Balance at March 31, 2000               4,850      1,113,150         (2,548)     1,115,452

Issuance of 272,504 Shares of             248         84,453            -           84,701
 Common Stock for Cash

Issuance of 14,675,638 shares          14,676        (14,676)           -              -
 of Common Stock for Acquisition
 of Subsidiary

Net Loss                                  -              -       (1,360,486)    (1,360,486)
                                  ------------   ------------   -------------   -----------
Balance at March 31, 2001           $  19,774      1,182,927    $(1,363,034)    $ (160,333)

Issuance of 270,500 shares                270         37,729            -           37,999
 of Common Stock for Cash

Net Loss                                  -              -          (79,271)       (79,271)
                                  ------------   ------------   -------------   -----------

Balance at June 30, 2001            $  20,044     $1,220,656    $(1,442,305)     $(201,605)
                                  ============   ============   =============   ===========




                 See accompanying notes and accountant's report

                         Referral Holdings Corporation
                        and its Wholly Owned Subsidiary
                          Referral Finance Corporation
                  (formerly Referral Finance.com Corporation)
                         (A Development Stage Company)

                       STATEMENT OF CASH FLOWS - UNAUDITED

                      For the Quarter Ended June 30, 2001


                                                         As of       Cumulative as of
                                                     June 30, 2001    June 30, 2001
                                                     -------------    -------------

Cash Flows from operating activities

   Net Income                                        $    (79,271)    $ (1,442,305)
                                                     -------------    -------------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and Amortication                           60               60
       Increase in accounts receivable                     (1,000)          (6,000)
       Increase in accounts payable                        35,082          115,482
       Loss realized on equity securities                     -          1,115,000
       Decrease in deferred taxes payable                 (34,965)        (540,460)
                                                     -------------    -------------
        Total adjustments                                  16,251         (701,156)
                                                     -------------    -------------
   Net cash used by operating activities                  (63,020)        (741,149)
                                                     -------------    -------------

Cash flow from financing activities:

   Proceeds from financing activities:
       Proceeds from issuance of debt                         -            448,406
       Proceeds from debt to related parties               22,278          109,978
       Proceeds from issuance of common stock              38,000          195,523
                                                     -------------    -------------
   Net cash provided by financing activities               60,278          753,907
                                                     -------------    -------------

Net increase (decrease) in cash and equivalents            (2,742)          12,758
Beginning cash and equivalents                             15,500              -
                                                     -------------    -------------
Ending cash and equivalents                          $     12,758      $    12,758
                                                     =============    =============
Supplemental disclosures of cash flow information:

   Cash paid during the year for:

        Interest Expense                             $        -        $    21,949
                                                     =============    =============


                 See accompanying notes and accountant's report

                          Referral Holdings Corporation
                         and its Wholly Owned Subsidiary
                          Referral Finance Corporation
                   (formerly Referral Finance.com Corporation)
                        (A Development Stage Corporation)

                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                  June 30, 2001


                             See Accountant's Report


NOTE - 1 DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Referral Holdings Corporation (the Corporation) was incorporated in Nevada on April 26, 2000 as a wholly owned subsidiary of Innovation International, Inc. (Innovation)

On September 20, 2000, pursuant to an agreement dated September 15, 2000, the Corporation acquired 100% of the capital stock of Referral Finance Corporation (formerly Referral Finance.com Corporation) (the "Subsidiary") from nine individuals representing all of the holders of said stock. Effective with the completion of that acquisition, Referral Holdings Corporation became a wholly owned subsidiary of the Corporation. The Corporation was no longer a subsidiary of Innovation, all of its outstanding shares being now owned by the former shareholders of Referral Finance Corporation.

As part of the agreement referred to above, the Corporation became obligated to distribute to the shareholders of Innovation, on a pro-rata basis, 1,600,000 shares of its par value common stock and 1,600,000 common stock purchase warrants. The distribution of the shares and warrants is conditional on the registration statement on form 10SB has been cleared by the SEC.

Referral Finance Corporation is the only operating subsidiary of Referral Holdings Corporation. Since the registrant has acquired Referral Finance Corporation, the financial statements of March 31, 2001 and the period from inception (February 17, 2000) to March 31, 2000 are in effect the financial statements of the registrant.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Referral Holdings Corporation and its wholly owned subsidiary, Referral Finance Corporation. All inter - company accounts and transactions have been eliminated.

CASH AND EQUIVALENTS

The Corporation considers all highly liquid investments with maturity of three months or less to be cash equivalents for the purpose of determining cash flows.


                            See Accountant's Report

ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

DEPRECIATION

Assets are depreciated over their economic useful lives.

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

ADVERTISING

The Corporation's policy is to expense advertising costs as the costs are incurred.


                            See Accountant's Report

NOTE - 2 NOTES PAYABLE

A bank has extended the Corporation a note payable for $31,816 on December 14, 2000. The note was due on June 30, 2001 at an interest rate of 9.5%. The Corporation is indebted to the bank in the amount of $21,527 plus accrued interest of $704 at June 30, 2001. At the date of report, the Corporation is in default of its agreement with the bank and the entire principal and interest is due and payable.


NOTE - 3 PARTICIPATION PAYABLE

The Corporation has entered into a "Participation Agreement" where by the bank (the "Participant") has agreed to fund the Corporation (the "Mortgage Originator") capital to fund mortgages that the Corporation has originated at 98% of the par value. The Participation Agreement requires the Corporation to repay such funding (purchase the "participation") from the bank as principal and interest is collected on the outstanding mortgages being serviced or in full as the mortgages are sold to outside investors. Participation bears interest at a variable rate of prime plus 1.5-3.5%. At June 30, 2001, the Corporation is in default of its Participation Agreement and the bank and has taken possession of the security (Note 6). Principle and accrued interest of $377,491 and $14,674 are payable at June 30, 2001.


NOTE - 4 RELATED PARTY TRANSACTIONS

The president has deferred sixteen (16) months of salary from March 1, 2000 to June 30, 2001. The Corporation is indebted to the president $160,000 per employment agreement between the president and the Corporation dated March 1, 2000.

An officer of the Corporation loaned to the Corporation $50,000 on March 20, 2000 at a stated interest rate of 8% annually to be repaid in principle and accrued interest by March 31, 2002. The Corporation owes the officer $2,507 on June 30, 2001.

A shareholder has loaned the Corporation cash during the year ended March 31, 2001 to fund operating deficits. The corporation signed a note payable to the shareholder bearing interest at 8% annually to be repaid by March 31, 2002. The Corporation owes the officer $67,294 on June 30, 2001.

An affiliate of the president was lent $5,000 on December 5, 2000 bearing interest at 8% to be repaid, principle and interest, on December 31, 2001.


                            See Accountant's Report

NOTE - 5 DEFERRED TAX BENEFIT

The Corporation files a consolidated federal income tax return with its wholly owned subsidiary. For the quarter ended June 30, 2001, the Corporation had cumulative net operating losses of ($1,442,306) which are available to be carried forward for twenty years, expiring the tax years ended 2021 and 2022, respectively, to be off set against future potential income. The Corporation has recognized a deferred tax asset calculated using a marginal tax rate of 30% of the net operating loss and deferred salaries totaling $540,460 at June 30, 2001.


NOTE - 6 COMMITMENTS AND CONTINGINCIES

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

The Corporation is obligated under operating leases for equipment. Future minimum lease payments are as follows:

         Twelve Month Periods
            Ended March 31,
         --------------------

                2002             $    7,938
                2003                 10,584
                2004                  6,580
                2005                  3,150
                                 -----------
                Total            $   28,252

The Corporation is in default with the note payable and its Participation Agreement with a bank as described in Note 2 and 3 to the financial statements. The Corporation has lost all rights associated with the mortgages receivable and the bank has taken possession of the mortgages receivable as security for the Participation Agreement. The bank plans to liquidate the receivables at a wholesale value and credit the participation payable, notes payable and accrued interest for the amount collected. No reliable estimate for the liquid value of the receivables exists as of the date of report and the participation payable and note payable remain on the books at their full value.


                            See Accountant's Report

On the date of report, a suit had been brought forth against the Corporation by a graphic arts designer for fees due under an agreement to provide services of $36,525.83. The Corporation contends that shares of stock were issued as compensation and that all parties to the contract were satisfied with the terms. The Corporation also contends that the suit is without merit and a loss contingency is not likely and does not need to be accrued.


NOTE - 7 GOING CONCERN

As shown in the accompanying financial statements, the Corporation incurred a net loss of $ (79,271) for the quarter ended June 30, 2001 and as of June 30, 2001, the Corporation's current liabilities exceed its assets by $201,605. The ability of the Corporation to continue as a going concern is dependent on increasing revenues and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern.


                            See Accountant's Report

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

As of June 30, 2001, the Company had current assets of $18,758, consisting of $12,758 in cash and $6000 in accounts receivable, versus current liabilities of $763,163. Current liabilites include a note payable to a bank in the amount of $31,816. The Company is in default on the note and the entire principle and interest is due and payable. At June 30, 2001, principle and interest of $377,491 and $14,674 were payable on the Company's participation agreement (See Financial Statements, Note 3 included herein).

Results of Operations

Revenues for the quarter ended June 30, 2001 were $124,638, on which the Company realized a gross profit of $105,222 or 84.4% of sales. Total operating expenses were $202,384, yielding a net loss for the quarter, after adjustments, of $79,271.

Pending Issuance of Securities

The Company is contractually obligated to issue 1,600,000 shares of common stock and 1,600,000 warrants pursuant to the terms of a Reorganization Plan and Agreement dated September 15, 2000. The securities will be issued following the effectiveness of a Registration Statement under the Securities Act of 1933 which the Company intends to file. The Company will not receive any proceeds from the issuance of these securities.

Going Concern and Ability of the Company to Continue

At June 30, 2001, the Company's current liabilities exceeded its total assets by $201,605, while it sustained an operating loss of $79,271 for the three months ended that date. The Company's ability to continue as a going concern will depend upon its ability to increase revenues and to obtain additional capital and financing.


                          PART II. OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

A graphic arts design supplier, A3 Design, has filed suit against the Company for $36,525.83 due under an alleged agreement to provide services to the Company. The Company feels the suit is without merit and will defend its position vigorously.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Item 5. OTHER INFORMATION

None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Reports filed on Form 8-K during the period:

        None.

(b)  Exhibits:

        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 15, 2001
REFERRAL HOLDINGS CORPORATION


by:


/s/ Glenn A. LaPointe
------------------------
President, Director